Form 10-Q
period 2008-03-31
MUSKOKA FLOORING CORP
filed 2008-04-25
CIK 1418491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended: March 31, 2008

                                       or

| |   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

 For the transition period from ________________ to __________________

 Commission File Number 333-148256

                          MUSKOKA FLOORING CORPORATION
           (Exact name of business issuer as specified in its charter)

                  Delaware                                    N/A
 (State or other jurisdiction of incorporation            (IRS Employer
             or organization)                          Identification No.)

2711 Centerville Road, Suite 400  Wilmington, DE                19808
    (Address of principal executive offices)                  (Zip Code)

                                 (705) 794-9481
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes | | No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [  ]                      Accelerated filer [ ]
Non-accelerated filer [   ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

                                       Yes |X] No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2008, the registrant had 1,482,500 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes | | No |X|

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Balance Sheets as of March 31, 2008 and December 31, 2007....................  4

Statements  of Operations  for the three months
ended March 31, 2008;  the three months ended March 31, 2007 cumulative results from inception (July 20, 2005) to March 31, 2008 .........  5

Statement of Stockholders Equity (Deficit) cumulative from
inception (July 20, 2005) to March 31, 2008 .................................  6

Statements of Cash Flows for the three months
ended March 31, 2008 and March 31, 2007; and cumulative
results from July 20, 2005 (date of inception) to March 31, 2008.............  7

Notes to Financial Statements for the three months
ended March 31, 2008.........................................................  8

Item 2. Management's Discussion and Analysis and Plan of Operation........... 11

Item 3. Controls and Procedures.............................................. 12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ......... 14

Item 3. Defaults Upon Senior Securities ..................................... 14

Item 4. Submission of Matters to a Vote of Security Holders ................. 14

Item 5. Other Information ................................................... 14

Item 6. Exhibits ............................................................ 14

                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2008















 BALANCE SHEET

 STATEMENTS OF OPERATIONS

 STATEMENTS OF STOCKHOLDERS' EQUITY

 STATEMENTS OF CASH FLOWS

 NOTES TO FINANCIAL STATEMENTS





                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                                                     March 31, 2008         December 31, 2007

                                                                                                (Audited)
_________________________________________________________________________________________________________________

ASSETS

CURRENT ASSETS
    Cash                                                             $             6,640    $            7,293
    Prepaid Expense                                                                    -                   950
                                                                     ____________________________________________
TOTAL CURRENT ASSETS
                                                                                   6,640                 8,243
                                                                     ____________________________________________
TOTAL ASSETS                                                         $             6,640    $            8,243
                                                                     ============================================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                       $             9,322    $            8,398
      Due to related party                                                         3,023                     -
                                                                     ____________________________________________
 TOTAL CURRENT LIABILITIES                                                        12,345                 8,398
                                                                     ____________________________________________
 TOTAL CURRENT LIABILITIES                                           $            12,345    $            8,398
                                                                     ____________________________________________


STOCKHOLDERS' EQUITY (DEFICIT )
   Common stock (Note 3)
     Authorized
      75,000,000 shares of common stock, $0.0001 par value,
     Issued and outstanding
      1,482,500 shares of common stock                                               148                   148
      Additional paid in capital                                                  29,327                29,327

   Deficit accumulated during the development stage                              (35,180)              (29,630)
                                                                     ____________________________________________
     Total Equity                                                                 (5,705)                 (155)
                                                                     ____________________________________________
 TOTAL LIABILITIES & EQUITY                                          $             6,640    $            8,243
                                                                     ============================================



    The accompanying notes are an integral part of these financial statements



                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                      Cumulative results
                                                                                      of operations from
                                                                                     July 20, 2005 (date
                                           Three months           Three months         of inception) to
                                               Ended                  Ended             March 31, 2008
                                          March 31, 2008         March 31, 2007

__________________________________________________________________________________________________________


  EXPENSES

     Office and general                    $           2,601   $              71     $             3,316
     Exchange                                              -                (165)                   (155)
     Professional fees                                 2,949                   -                  32,019
     Provision for Income Taxes                            -                   -                       -
                                       ___________________________________________________________________

  NET LOSS                                 $          (5,550)  $              95     $           (35,180)
                                       ===================================================================




  BASIC NET LOSS PER SHARE                 $           (0.01)  $           (0.02)    $             (0.03)

                                       ===================================================================

  WEIGHTED AVERAGE
  NUMBER OF COMMON                                 1,482,500           1,107,795               1,482,500
  SHARES OUTSTANDING
                                       ===================================================================



    The accompanying notes are an integral part of these financial statements



                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                FROM INCEPTION (JULY 20, 2005) TO MARCH 31, 2008

                                   (UNAUDITED)


                                                                                                     Deficit
                                                                                                   Accumulated
                                                Common Stock           Additional       Share       During the
                                           __________________________   Paid-in     Subscription   Development
                                           Number of       Amount       Capital      Receivable       Stage           Total
                                           shares
________________________________________________________________________________________________________________________________

Balance, July 20, 2005                               -  $         -  $         -  $          -     $         -    $           -
                                           _____________________________________________________________________________________

Net Loss, December 31, 2005                          -            -            -             -            (977)            (977)

Common stock issued for cash at $0.015 per     171,600           17        2,557                                          2,574
share

Balance, December 31, 2005                     171,600  $        17  $     2,557             -            (977)   $       1,597
                                           _____________________________________________________________________________________

Net Loss, December 31, 2006                          -            -            -             -         (13,196)         (13,196)

Common stock issued for cash at $0.015 per
share                                          828,400           83       12,343        (2,557)                           9,869
Common  stock issued for cash at $0.030 per
share                                          482,500           48       14,427       (14,475)                               -

                                           _____________________________________________________________________________________
Balance, December 31, 2006                   1,482,500  $       148  $    29,327  $    (17,032)        (14,173)   $      (1,730)
                                           _____________________________________________________________________________________

Net loss December 31, 2007                           -            -            -              -        (15,457)         (15,457)

Subscriptions received                               -            -            -        17,032                           17,032
                                           _____________________________________________________________________________________
Balance, December 31, 2007                   1,482,500  $       148  $    29,327  $          -     $   (29,630)   $        (155)
                                           _____________________________________________________________________________________

Net loss March 31, 2008                              -            -            -             -          (5,550)          (5,550)
                                           _____________________________________________________________________________________

Balance, March 31, 2008                      1,482,500  $       148  $    29,327  $          -     $   (35,180)   $      (5,705)
                                           =====================================================================================



    The accompanying notes are an integral part of these financial statements



                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                       Cumulative
                                                                                                       results of
                                 operations from
                                                            Three months          Three months       inception (July
                                                               Ended                 Ended            20, 2005) to
                                                           March 31, 2008        March 31, 2007      March 31, 2008
______________________________________________________________________________________________________________________

OPERATING ACTIVITIES
  Net loss                                              $          (5,550)                    -     $        (35,180)
  Exchange Gain                                                                $             95
  Adjustment to reconcile net loss to net cash
used in operating activities
      - accrued liabilities                                           923                     -                9,321
      - prepaid expense                                               950                     -                    -
      -shareholder loan                                             3,023                     -                3,023
                                                        ______________________________________________________________
NET CASH USED IN OPERATING                                           (653)                   95              (22,836)
ACTIVITIES
                                                        ______________________________________________________________

INVESTING ACTIVITIES                                                    -                     -                    -
                                                        ______________________________________________________________

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                   -                     -               29,475
    Subscription receivable                                             -                12,375                    -
     Subscriptions received                                             -                     -                    -
                                                        ______________________________________________________________

NET CASH PROVIDED BY FINANCING                                          -                12,375               29,475
ACTIVITIES
                                                        ______________________________________________________________

NET INCREASE (DECREASE) IN CASH                                      (653)               12,470                6,640

CASH, BEGINNING OF PERIOD                                           7,293                   270                    -
                                                        ______________________________________________________________

CASH, END OF PERIOD                                     $           6,640      $         12,740    $           6,640
                                                        ==============================================================

NON-CASH AVTIVITIES
Stock issued for services                                 $             -      $              -    $              -
Stock issued for accounts payable                         $             -      $              -    $              -
Stock issued for notes payable                            $             -      $              -    $              -
Stock issued for convertible debentures and interest      $             -      $              -    $              -
Convertible debentures issued for services                $             -      $              -    $              -
Warrants issued                                           $             -      $              -    $              -
Stock issued for penalty on default of  convertible       $             -      $              -    $              -
debenture
Note payable issued for finance charges                   $             -      $              -    $              -
Forgiveness of not payable and accrued interest           $             -      $              -    $              -
Stock issued for investment.                              $             -      $              -    $              -
                                                        _____________________________________________________________

Supplemental cash flow information.
Cash paid for:
  Interest                                                $             -      $              -    $               -
                                                          ==================== ===================== =================
Income taxes                                              $             -      $              -    $               -
                                                          ==================== ===================== =================



    The accompanying notes are an integral part of these financial statements

                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2008

________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Muskoka Flooring Corporation. (the "Company") is in the initial development stage and was organized to engage in the business of selling a full line of hardwood flooring products, materials, tools and accessories over the internet.


GOING CONCERN
The Company commenced operations on July 20, 2005 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended March 31, 2008 in the amount of $35,180. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of Founders shares. As of March 31, 2008 the Company had issued 1,000,000 founder shares at $0.015 per share for net proceeds of $15,000 to the Company and issued 482,500 private placement shares at $0.03 per share for net proceeds $14,475.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

ORGANIZATION
The Company was incorporated on July 20, 2005 in the State of Delaware. The fiscal year end of the Company is December 31.

BASIS OF PRESENTATION
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principals.

DEVELOPMENT STAGE COMPANY
The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No.7.

USE OF ESTIMATES AND ASSUMPTIONS
Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

FINANCIAL INSTRUMENTS
All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

LOSS PER COMMON SHARE
Basic earnings(loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation is only on the basic loss per share.

                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS


                                 MARCH 31, 2008
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2008 the Company had net operating loss carry forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from the loss carry forwards.

STOCK-BASED COMPENSATION
SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION"., as issued by the Financial Accounting Standards Board ("FASB"), as amended by SFAS No.148 "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE", encourages the use of fair value based method of accounting for the stock-based employee compensation. SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25") and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share. Under APB 25, compensation cost is measured based on the excess, if any, of the quoted market price or the fair value of the company's stock at the grant date (or a later date where the option has variable terms that depend on events after the date of grant) over the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. SFAS 123 allows but does not require that compensation cost resulting from the granting of stock options be measured and reported currently in the income statement and allocated over the remaining life of the option.

The Company has elected to follow APB 25 and provide the pro forma disclosures required under SFAS 123 with respect to stock options granted to employees. The Company will provide pro-forma information and expense information, respectively, as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the FASB Interpretation No. 44, ACCOUNTING OF CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION-AN INTERPRETATION OF APB OPINION NO. 25 ("Fin 44"), which provides guidance as to certain applications of APB 25. Fin 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

To March 31, 2008 the Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2008

________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS 155 establishes framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007 and periods with those fiscal years.

The Financial Accounting Standards Board has issued SFAS No. 155 "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" and No. 156 "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT NO. 140", but they will not have a material effect in the Company's results of operations or financial position.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.


NOTE 3- STOCKHOLDERS EQUITY
________________________________________________________________________________

The Company's capitalization is 75,000,000 common shares with a par value of $0.0001 per share.

On December 8, 2005, the Company issued 171,600 common shares at $0.015 per share to the Founding sole director and President of the Company for net cash proceeds of $2,574 to the Company. On February 28, 2006 the Company issued 828,400 common shares at $0.015 to the succeeding and current sole director and President for net cash proceeds of $12,426. The Company issued 482,500 shares at $0.030 per share for net proceeds to the Company of $14,475. Total proceeds to the Company of $29,475.

NOTE 4 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposed. As of March 31, 2008 the Company had a net operating loss carry forwards of approximately $35,180 that may be available to reduce future years' taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of March 31, 2008 the Company received advances from a Director in the amount of $3,023 to pay for general administration expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions

Overview

Muskoka Flooring Corporation ("Muskoka") was organized on July 20, 2005. Muskoka should be considered as a development stage corporation. Muskoka is in the business of importing hardwood flooring materials from around the world and reselling them in the United States and Canada. Muskoka will not manufacture any equipment or goods, but will resell hardwood flooring products from various manufacturers through it proposed website.

The Company did not generate any revenue during the quarter ended March 31, 2008.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital t pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin operations. Our only other source of cash at this time is advances by our director.

Total expenses for the quarter ending March 31, 2008 were $5,550 resulting in an operating loss for the fiscal quarter of $5,550. The operating loss for the period is a result of professional, office and general expenses.

Accounts payable for the quarter ended March 31, 2008 are $9,322.

As of March 31, 2008 the Director of the Company has advanced $3,023 to maintain the company's operations. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As at the quarter ended March 31, 2008 the Company had $6,640 of cash.

On April 10, 2008 the Company filed a registration form S-1 with the SEC. The form S-1 was deemed effective as of April 21, 2008 at 3:00PM Eastern Time.

Plan of Operation

We anticipate that our current cash and cash equivalents and cash generated from operations will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur development and administrative expenses as well as professional fees as we initiate our business plan and other expenses associated with maintaining our SEC filings.

Muskoka intends to sell a full line of hardwood flooring products, materials, tools and accessories over the internet. Muskoka will not manufacture any equipment or goods, but will resell hardwood flooring products from various manufacturers through our website. Our plan is to offer for sale exotic hardwood flooring materials imported from Asia, South America, and other regions of the world, along with protective coatings, tools and accessories commonly used in the installation and maintenance of hardwood floors. We plan to sell these products via our website. Our plan of operation is to sell hardwood flooring products and materials though an internet website (www.muskokaflooring.net).

Management believes it will satisfy its cash requirements of for the next six months or until such a time additional funding is raised from financing activities. Muskoka plans to satisfy our future cash requirements through additional equity financing. This will be in the form of private placements of common stock. There is no additional offering being planned at the present time. There can be no assurance that Muskoka will be successful in raising additional equity financing, and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the development of the website and marketing campaigns, as well as legal and accounting fees and other expenses associated with maintaining our SEC filings. Muskoka depends upon capital to be derived from future financing activities such as subsequent offerings of our stock. There can be no assurance that Muskoka will be successful in raising the capital the company requires. Management believes that if subsequent private placements are successful, Muskoka will be able to generate revenue from online sales of hardwood flooring goods and products and achieve liquidity within the following twelve to fourteen months thereof. However, investors should be aware that this is based upon speculation and there can be no assurance that Muskoka will ever be able reach a level of profitability.

As of the date of this registration statement Muskoka has not generated any revenue through its proposed business. To date all proceeds received by Muskoka were a result of the sale of its common stock.

Over the next 12 months, the following steps will need to be accomplished in order for Muskoka to become fully operational:

   * Complete the development of the website. Management has estimated this to cost approximately $4,500.

   * In addition, Muskoka plans to allocate approximately $1,000 towards the initial phases of the marketing plan as described herein.

   * Muskoka has allocated $4,000 towards administrative expenses, which includes general fees to maintain the corporate status of the Company, Transfer Agent fees, and telephone/postage/printing expenses, as well as any deficiencies, if any, in the estimated expenses anticipated for completion of this registration statement, and the completion of the website as described herein.

Off Balance Sheet Arrangements

Our officer and director, Mr. Cotton has undertaken to provide the Company with initial operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and
(4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and
ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Item 8b.     Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

3.1  Articles of Incorporation [1]

3.2  By-Laws [1]

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer **

[1] Filed previously with the Commission on December 21, 2007


*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              Muskoka Flooring Corporation


              BY:  /s/ Gordon Cotton
                   _________________
                   Gordon Cotton

                   President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and sole Director

                   Dated:  April 25, 2008