Form 10-Q
period 2008-06-30
MUSKOKA FLOORING CORP
filed 2008-08-12
CIK 1418491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the quarterly period ended: June 30, 2008
                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
    1934


      For the transition period from ________________ to __________________


                        Commission File Number 333-148256


                          MUSKOKA FLOORING CORPORATION
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


            Delaware                                                 N/A
_________________________________                            ___________________
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


2711 Centerville Road, Suite 400  Wilmington, DE                        19808
________________________________________________                      __________
    (Address of principal executive offices)                          (Zip Code)


                                 (705) 794-9481
              ____________________________________________________
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ] (Do not check if a     Smaller reporting company [X]
                             smaller reporting
                             company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
                                                                  Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2008, the registrant had 1,482,500 shares of common stock, $0.001 par value, issued and outstanding.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Balance Sheets as of June 30, 2008 and December 31, 2007                     4

Statements of Operations for the six months ended June 30, 2008 and June 30, 2007; the three months ended June 30, 2008 and
June 30, 2007 and cumulative results from inception (July 20, 2005)
to June 30, 2008                                                             5

Statement of Stockholders Equity (Deficit) cumulative from
inception (July 20, 2005) to June 30, 2008                                   6

Statements of Cash Flows for the six months ended June 30, 2008 and June 30, 2007; for the three months ended June 30, 2008 and
June 30, 2007; and cumulative results from July 20, 2005
(date of inception) to March 31, 2008                                        7

Notes to Financial Statements for the three months
ended June 30, 2008                                                          8

Item 2. Management's Discussion and Analysis and Plan of Operation          11

Item 3. Quantitative and Qualitative Disclosures About Market Risk          12

Item 4. Controls and Procedures                                             12

Item 4T. Controls and Procedures                                            12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   14

Item 1A. Risk Factors                                                       14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3. Defaults Upon Senior Securities                                     14

Item 4. Submission of Matters to a Vote of Security Holders                 14

Item 5. Other Information                                                   14

Item 6. Exhibits                                                            14

                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2008















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS


                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                June 30, 2008     December 31, 2007
                                                                                      (Audited)
___________________________________________________________________________________________________
                                     ASSETS

CURRENT ASSETS
   Cash                                                           $     18            $  7,293
   Prepaid Expense                                                     500                 950
                                                                  ____________________________
TOTAL CURRENT ASSETS                                                   518               8,243
                                                                  ____________________________
TOTAL ASSETS                                                      $    518            $  8,243
                                                                  ============================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                       $  8,500            $  8,398
   Due to related party                                              2,829                   -
                                                                  ____________________________
 TOTAL CURRENT LIABILITIES                                          11,329               8,398
                                                                  ____________________________
 TOTAL CURRENT LIABILITIES                                        $ 11,329            $  8,398
                                                                  ____________________________

STOCKHOLDERS' EQUITY (DEFICIT )
   Common stock (Note 3)
      Authorized
         75,000,000 shares of common stock, $0.0001 par value,
      Issued and outstanding
         1,482,500 shares of common stock                              148                 148
        Additional paid in capital                                  29,327              29,327

   Deficit accumulated during the development stage                (40,285)            (29,630)
                                                                  ____________________________

   Total Equity                                                    (10,811)               (155)
                                                                  ____________________________

 TOTAL LIABILITIES & EQUITY                                       $    518            $  8,243
                                                                  ============================



    The accompanying notes are an integral part of these financial statements



                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                           Cumulative
                                                                                                           results of
                                                                                                         operations from
                                                                                                          July 20, 2005
                                  Three months     Three months        Six months        Six months         (date of
                                     Ended             Ended             Ended             Ended          inception) to
                                 June 30, 2008     June 30, 2007     June 30, 2008     June 30, 2007      June 30, 2008
________________________________________________________________________________________________________________________

EXPENSES

   Office and general              $   1,916         $     19          $  4,516          $       89        $    5,231
   Exchange                                -                -                 -                (165)             (155)
   Professional fees                   3,190            8,000             6,139               8,000            35,209
   Provision for Income Taxes              -                                  -                   -                 -
                                   _____________________________________________________________________________________

NET LOSS                           $ ( 5,106)        $ (8,019)         $(10,655)         $   (7,923)       $  (40,285)
                                   =====================================================================================


BASIC NET LOSS PER SHARE                                                                 $    (0.02)       $    (0.03)
                                                                                         ===============================
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                                                              1,031,742         1,482,500
                                                                                         ===============================


    The accompanying notes are an integral part of these financial statements



                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM INCEPTION (JULY 20, 2005) TO JUNE 30, 2008

                                   (UNAUDITED)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                  Common Stock             Additional        Share         During the
                                           ___________________________      Paid-in       Subscription     Development
                                           Number of shares     Amount      Capital        Receivable         Stage           Total
____________________________________________________________________________________________________________________________________

Balance at inception on, July 20, 2005                -         $   -       $     -        $      -  $ -    $       -      $      -
                                           _________________________________________________________________________________________

Net Loss, December 31, 2005                           -             -              -               -             (977)         (977)

Common stock issued for cash at $0.015
per share, December 8, 2005                     171,600            17          2,557                                          2,574

Balance, December 31, 2005                      171,600         $  17       $  2,557               -             (977)     $  1,597
                                           _________________________________________________________________________________________

Net Loss, December 31, 2006                           -             -              -               -          (13,196)      (13,196)

Common stock issued for cash at $0.015
per share, February 28, 2006                    828,400            83         12,343          (2,557)                         9,869

Common  stock issued for cash at $0.030
per share,  October 31, 2006                    482,500            48         14,427         (14,475)                             -
                                           _________________________________________________________________________________________

Balance, December 31, 2006                    1,482,500         $ 148       $ 29,327       $ (17,032)         (14,173)     $ (1,730)

                                           _________________________________________________________________________________________
Net loss December 31, 2007                            -             -              -               -          (15,457)      (15,457)



Subscriptions received, December 31, 2007             -             -              -          17,032                         17,032

                                           _________________________________________________________________________________________

Balance, December 31, 2007 (Audited)          1,482,500         $ 148       $ 29,327       $       -        $ (29,630)     $   (155)

                                           _________________________________________________________________________________________

Net loss June 30, 2008 (Unaudited)                    -             -              -               -          (10,655)      (10,655)
                                           _________________________________________________________________________________________

Balance, June 30, 2008 (Unaudited)            1,482,500         $ 148       $ 29,327       $       -        $ (40,285)     $(10,810)
                                           _________________________________________________________________________________________


    The accompanying notes are an integral part of these financial statements



                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                                    Cumulative
                                                                                                                     results of
                                                                                                                    operations
                                                                                                                       from
                                                                                                                    inception
                                                 Three months    Three months      Six months      Six months       (July 20,
                                                    Ended            Ended           Ended            Ended          2005) to
                                                June 30, 2008    June 30, 2007   June 30, 2008    June 30, 2007   June 30, 2008

____________________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
   Net loss                                       $ (5,106)        $ (8,019)       $ (10,655)       $ (7,923)       $ (40,286)
   Exchange Gain                                         -                -                -               -                -
   Adjustment to reconcile net loss to net
      cash used in operating activities
      - accrued liabilities                           (821)           4,000              102           4,000            8,500
      - prepaid expense                               (500)               -              450               -             (500)
      -shareholder loan                               (194)               -            2,829               -            2,829
                                                ____________________________________________________________________________________
NET CASH USED IN OPERATING
ACTIVITIES                                          (6,621)          (4,019)          (7,274)         (3,923)         (29,457)
                                                ____________________________________________________________________________________
INVESTING ACTIVITIES                                     -                -                -               -                -
                                                ____________________________________________________________________________________
FINANCING ACTIVITIES                                     -                -                -               -                -
   Proceeds from sale of common stock                    -                -                -               -           29,475
   Subscription receivable                               -            4,657                -          17,032                -
   Subscriptions received                                -                -                -               -                -

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                     -            4,657                -          17,032           29,475
                                                ____________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                     (6,621)             638           (7,274)         13,109               18

CASH, BEGINNING OF PERIOD                            6,640           12,740            7,292             270                -
                                                ____________________________________________________________________________________

CASH, END OF PERIOD                               $     18         $ 13,379        $      18        $ 13,379        $      18
                                                ====================================================================================

NON-CASH AVTIVITIES
   Stock issued for services                                                       $       -        $      -        $       -
   Stock issued for accounts payable                                               $       -        $      -        $       -
   Stock issued for notes payable                                                  $       -        $      -        $       -
   Stock issued for convertible debentures and interest                            $       -        $      -        $       -
   Convertible debentures issued for services                                      $       -        $      -        $       -
   Warrants issued                                                                 $       -        $      -        $       -
   Stock issued for penalty on default of  convertible debenture                   $       -        $      -        $       -
   Note payable issued for finance charges                                         $   -     $-         $-
   Forgiveness of not payable and accrued interest                                 $   -     $-         $-
   Stock issued for investment.                                                    $   -     $-         $-
                                                                                   _________________________________________________
Supplemental cash flow information.
Cash paid for:
   Interest                                                                        $       -        $      -        $       -
                                                                                   =================================================
   Income taxes                                                                    $       -        $      -        $       -
                                                                                   =================================================


    The accompanying notes are an integral part of these financial statements


                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2008
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Muskoka Flooring Corporation. (the "Company") is in the initial development stage and was organized to engage in the business of selling a full line of hardwood flooring products, materials, tools and accessories over the internet.

GOING CONCERN

The Company commenced operations on July 20, 2005 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended June 30, 2008 in the amount of $40,286. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of Founders shares. As of June 30, 2008 the Company had issued 1,000,000 founder shares at $0.015 per share for net proceeds of $15,000 to the Company and issued 482,500 private placement shares at $0.03 per share for net proceeds $14,475.

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

                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2008
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2008 the Company had net operating loss carry forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from the loss carry forwards.

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

To June 30, 2008 the Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2008
________________________________________________________________________________


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

NOTE 4 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposed. As of June 30, 2008 the Company had a net operating loss carry forwards of approximately $40,286 that may be available to reduce future years' taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of June 30, 2008 the Company received advances from a Director in the amount of $2,829 to pay for general administration expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Muskoka Flooring Corporation ("Muskoka", the "Company", "we", "us, or "our") was incorporated on July 20, 2005. Muskoka is a development stage corporation intending to enter into the business of importing hardwood flooring materials from around the world and reselling them in the United States and Canada. Muskoka will not manufacture any equipment or goods, but will resell hardwood flooring and related products from various manufacturers through our proposed website.

The Company has not generated any revenues from its inception or in the quarter ended June 30, 2008.

Total expenses for the three months ending June 30, 2008 were $5,106 resulting in an operating loss for the fiscal quarter of $5,106. The operating loss for the period is a result of professional fees in the amount of $3,190 and office and general expenses in the amount of $1,916.

As of June 30, 2008 the Director has advanced $2,829 to the Company. This amounts is unsecured, non-interest bearing and without specific terms of repayment.

As at the quarter ended June 30, 2008 the Company had $18 of cash on hand.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin operations. Our only other source of cash at this time is cash advances from our Director.

We anticipate that our current cash and cash equivalents will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur development and administrative expenses as well as professional fees as we initiate our business plan and other expenses associated with maintaining our SEC filings.

Plan of Operation

Muskoka intends to sell a full line of hardwood flooring products, materials, tools and accessories over the internet. Muskoka will not manufacture any equipment or goods but will resell hardwood flooring products from various manufacturers through our website. Our plan is to offer for sale a variety of exotic hardwood flooring materials imported from Asia, South America and other regions of the world along with protective coatings, tools and accessories commonly used in the installation and maintenance of hardwood floors. We plan to sell these products via our website, (www.muskokaflooring.net).

Our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to commencing our business and we will seek to obtain additional capital through private equity placements, debt or alternative sources of financing. If we are unable to obtain sufficient additional funding we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results.

There can be no assurance that we will be successful in raising additional money, and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the development of the website and marketing campaigns, as well as legal and accounting fees and other expenses associated with maintaining our SEC filings. There can be no assurance that Muskoka will be successful in raising the capital we require. Management believes that if our financing activities are successful, Muskoka will be able to generate revenue from online sales of our hardwood flooring goods and products and achieve liquidity within the following twelve to fourteen months thereof. However this is based upon speculation and there can be no assurance that Muskoka will ever be able reach a level of profitability.

Over the next 12 months, we intend to become operational by completing the development of the website which is estimated this to cost approximately $4,500 and allocating approximately $1,000 towards the initial phases of our marketing plan.

We plan to establish purchasing agreements with various manufacturers and arrange for the importation and delivery of product on a per sale basis to avoid the cost of holding inventory. As purchasing agreements are established we will add their product lines to our website.

Once the website is completed we plan to implement a marketing campaign specifically directed at potential buyiers in order to bring traffic to our website. We intend to engage a third party who specializes in attracting traffic to websites. We expect the cost of this service to be between $200 and $300 per month for every 50,000 visitors.

We have also allocated $4,000 towards administrative expenses, which includes general fees to maintain the corporate status of the Company, Transfer Agent fees, and telephone/postage/printing expenses, as well as any contingencies.

Off Balance Sheet Arrangements

Our officer and director, Mr. Cotton has undertaken to provide the Company with initial operating capital to sustain our business over the next twelve months, as expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes if we cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Treasurer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the Company's Chief Executive Officer and treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4T. CONTROLS AND PROCEDURES

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

As of June 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the registrants last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

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

                        MUSKOKA FLOORING CORPORATION


                        By: /s/ GORDON COTTON
                            ____________________________________________
                                Gordon Cotton
                                President, Secretary Treasurer,
                                Principal Executive Officer,
                                Principal Financial Officer and Director

                        Dated:  August 12, 2008