Form 10-Q
period 2008-09-30
MUSKOKA FLOORING CORP
filed 2008-11-10
CIK 1418491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


               For the quarterly period ended: September 30, 2008
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the transition period from ________________ to __________________


                        Commission File Number 333-148256


                          MUSKOKA FLOORING CORPORATION
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


           Delaware                                                 N/A
_______________________________                             ____________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
                                                                  Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 20, 2008, the registrant had 1,482,500 shares of common stock, $0.0001 par value, issued and outstanding.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements - Unaudited

Balance Sheets as of September 30, 2008 and December 31, 2007.............   4

Statements of Operations for the nine months ended September 30, 2008 and September 30, 2007; the three months ended September 30, 2008 and
September 30, 2007 and cumulative results from inception (July 20, 2005)
to September 30, 2008.....................................................   5

Statement of Stockholders Equity (Deficit) cumulative from inception
(July 20, 2005) to September 30, 2008.....................................   6

Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007; for the three months ended September 30, 2008 and September 30, 2007; and cumulative results from July 20, 2005 (date of
inception) to September 30, 2008..........................................   7

Notes to Financial Statements for the three months ended September
30, 2008..................................................................   8

Item 2. Management's Discussion and Analysis and Plan of Operation........  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  14

Item 4. Controls and Procedures...........................................  14

Item 4T. Controls and Procedures .........................................  14

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................  16

Item 1A. Risk Factors ....................................................  16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ......  16

Item 3. Defaults Upon Senior Securities ..................................  16

Item 4. Submission of Matters to a Vote of Security Holders...............  16

Item 5. Other Information.................................................  16

Item 6. Exhibits..........................................................  16

                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2008















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS


                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                           September 30, 2008     December 31, 2007
                                                                                      (Audited)
___________________________________________________________________________________________________
                                     ASSETS

CURRENT ASSETS
   Cash                                                        $    315              $  7,293
   Prepaid Expense                                                  500                   950
                                                               ______________________________
TOTAL CURRENT ASSETS                                                815                 8,243
                                                               ______________________________
TOTAL ASSETS                                                   $    815              $  8,243
                                                               ==============================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                    $  9,500              $  8,398
   Due to related party                                           5,108                     -
                                                               ______________________________
 TOTAL CURRENT LIABILITIES                                       14,608                 8,398
                                                               ______________________________
 TOTAL CURRENT LIABILITIES                                     $ 14,608              $  8,398
                                                               ______________________________

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock (Note 3)
      Authorized
         75,000,000 shares of common stock,
         $0.0001 par value,
      Issued and outstanding
         1,482,500 shares of common stock                           148                   148
        Additional paid in capital                               29,327                29,327

   Deficit accumulated during the development stage             (43,268)              (29,630)
                                                               ______________________________

   Total Equity                                                 (13,793)                 (155)
                                                               ______________________________

 TOTAL LIABILITIES & EQUITY                                    $    815              $  8,243
                                                               ==============================


    The accompanying notes are an integral part of these financial statements



                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                           Cumulative
                                                                                                           results of
                                                                                                         operations from
                                                                                                          July 20, 2005
                                  Three months     Three months       Nine months       Nine months         (date of
                                     Ended             Ended             Ended             Ended          inception) to
                                 September 30,     September 30,     September 30,     September 30,      September 30,
                                     2008              2007              2008              2007               2008
________________________________________________________________________________________________________________________

EXPENSES

   Office and general              $    (482)       $      (29)       $   (4,930)        $   (118)          $  (5,659)
   Exchange                                -                 -               (69)             165                 100
   Professional fees                  (2,500)           (2,000)           (8,639)         (10,000)            (37,709)
   Provision for Income Taxes              -                 -                 -                -                   -
                                   _____________________________________________________________________________________

NET LOSS                           $  (2,982)       $   (2,029)       $  (13,638)        $ (9,953)          $ (43,268)
                                   =====================================================================================


BASIC NET LOSS PER SHARE                            $    (0.00)       $    (0.00)
                                   =============================================
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                         1,045,215         1,460,046
                                   =============================================


    The accompanying notes are an integral part of these financial statements



                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM INCEPTION (JULY 20, 2005) TO SEPTEMBER 30, 2008

                                   (UNAUDITED)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                  Common Stock             Additional        Share         During the
                                           ___________________________      Paid-in       Subscription     Development
                                           Number of shares     Amount      Capital        Receivable         Stage           Total
____________________________________________________________________________________________________________________________________

Balance at inception on, July 20, 2005                -         $   -       $      -        $      -        $       -      $      -
                                           _________________________________________________________________________________________

Net Loss, December 31, 2005                           -             -              -               -             (977)         (977)

Common stock issued for cash at $0.015
per share, December 8, 2005                     171,600            17          2,557                                          2,574

Balance, December 31, 2005                      171,600         $  17       $  2,557               -             (977)     $  1,597
                                           _________________________________________________________________________________________

Net Loss, December 31, 2006                           -             -              -               -          (13,196)      (13,196)

Common stock issued for cash at $0.015
per share, February 28, 2006                    828,400            83         12,343          (2,557)                         9,869

Common  stock issued for cash at $0.030
per share,  October 31, 2006                    482,500            48         14,427         (14,475)                             -
                                           _________________________________________________________________________________________

Balance, December 31, 2006                    1,482,500         $ 148       $ 29,327       $ (17,032)         (14,173)     $ (1,730)

                                           _________________________________________________________________________________________
Net loss December 31, 2007                            -             -              -               -          (15,457)      (15,457)


Subscriptions received, December 31, 2007             -             -              -          17,032                         17,032

                                           _________________________________________________________________________________________

Balance, December 31, 2007 (Audited)          1,482,500         $ 148       $ 29,327       $       -        $ (29,630)     $   (155)
                                           _________________________________________________________________________________________

Net loss September 30, 2008 (Unaudited)               -             -              -               -          (13,638)      (13,638)
                                           _________________________________________________________________________________________

Balance, September 30, 2008 (Unaudited)       1,482,500         $ 148       $ 29,327       $       -        $ (43,268)     $(13,793)
                                           _________________________________________________________________________________________


    The accompanying notes are an integral part of these financial statements



                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                                    Cumulative
                                                                                                                     results of
                                                                                                                    operations
                                                                                                                       from
                                                                                                                    inception
                                                 Three months    Three months     Nine months     Nine months       (July 20,
                                                    Ended            Ended           Ended            Ended          2005) to
                                                September 30,    September 30,   September 30,    September 30,   September 30,
                                                    2008             2007            2008             2007            2008
____________________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
   Net loss                                       $ (2,982)        $ (2,029)       $ (13,638)       $ (9,952)       $ (42,268)
   Exchange Gain                                         -                -                -               -                -
   Adjustment to reconcile net loss to net
      cash used in operating activities
      - accrued liabilities                          1,000             (500)           1,102           3,500            9,500
      - prepaid expense                                  -                -              450               -             (500)
      -shareholder loan                              2,279                -            5,109               -            5,109
                                                ____________________________________________________________________________________
NET CASH USED IN OPERATING
ACTIVITIES                                             297           (2,529)          (6,977)         (6,452)         (29,159)
                                                ____________________________________________________________________________________
INVESTING ACTIVITIES                                     -                -                -               -                -
                                                ____________________________________________________________________________________
FINANCING ACTIVITIES                                     -                -                -               -                -
   Proceeds from sale of common stock                    -                -                -               -           29,475
   Subscription receivable                               -                -                -          17,032                -
   Subscriptions received                                -                -                -               -                -
                                                ____________________________________________________________________________________
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                     -                -                -          17,032           29,475
                                                ____________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                        297           (2,529)          (6,977)         10,580              315

CASH, BEGINNING OF PERIOD                               18           13,379            7,292             270                -
                                                ____________________________________________________________________________________

CASH, END OF PERIOD                               $    315         $ 10,850        $     315        $ 10,850        $     315
                                                ====================================================================================

NON-CASH AVTIVITIES
   Stock issued for services                                                       $       -        $      -        $       -
   Stock issued for accounts payable                                               $       -        $      -        $       -
   Stock issued for notes payable                                                  $       -        $      -        $       -
   Stock issued for convertible debentures
      and interest                                                                 $       -        $      -        $       -
   Convertible debentures issued for services                                      $       -        $      -        $       -
   Warrants issued                                                                 $       -        $      -        $       -
   Stock issued for penalty on default of
      convertible debenture                                                        $       -        $      -        $       -
   Note payable issued for finance charges                                         $       -        $      -        $       -
   Forgiveness of not payable and accrued
      interest                                                                     $       -        $      -        $       -
   Stock issued for investment.                                                    $       -        $      -        $       -
                                                                                   _________________________________________________
Supplemental cash flow information.
Cash paid for:
   Interest                                                                        $       -        $      -        $       -
                                                                                   =================================================
   Income taxes                                                                    $       -        $      -        $       -
                                                                                   =================================================


    The accompanying notes are an integral part of these financial statements


                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Muskoka Flooring Corporation. (the "Company") is in the initial development stage and was organized to engage in the business of selling a full line of hardwood flooring products, materials, tools and accessories over the internet.


GOING CONCERN

The Company commenced operations on July 20, 2005 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended September 30, 2008 in the amount of $43,268. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of Founders shares. As of September 30, 2008 the Company had issued 1,000,000 founder shares at $0.015 per share for net proceeds of $15,000 to the Company and issued 482,500 private placement shares at $0.03 per share for net proceeds $14,475.


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

                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2008 the Company had net operating loss carry forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from the loss carry forwards.

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

To September 30, 2008 the Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves

                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In  December  2007,  the FASB,  issued  FAS No.  141  (revised  2007),  Business
Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.


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

                          MUSKOKA FLOORING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
________________________________________________________________________________


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

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Muskoka Flooring Corporation ("Muskoka", the "Company", "we", "us, or "our") was incorporated on July 20, 2005. Muskoka is a development stage corporation intending to enter into the business of importing hardwood flooring materials from around the world and reselling our products in the United States and Canada. Muskoka will not manufacture any equipment or goods, but will resell hardwood flooring and related products from various manufacturers through our proposed website.

The Company has not generated any revenues from inception or in the quarter ended September 30, 2008.

Total expenses for the three months ending September 30, 2008 were $2,982 resulting in an operating loss for the quarter of $2,982. The operating loss for the period is a result of professional fees in the amount of $2,500 and office and general expenses in the amount of $482.

As of September 30, 2008 the Director has advanced $5,108 to the Company. This amounts is unsecured, non-interest bearing and without specific terms of repayment.

As at the fiscal quarter ended September 30, 2008 the Company had $815 of cash on hand.

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

Plan of Operation

Muskoka intends to sell a full line of hardwood flooring products, materials, tools and accessories through our internet website. We will not manufacture any equipment or goods but will instead resell hardwood flooring products from various manufacturers. Our plan is to offer for sale a variety of exotic hardwood flooring imported from Asia, South America and other regions of the world along with protective coatings, tools, materials and accessories commonly used in the installation and maintenance of hardwood floors. We plan to sell these products via our website, www.muskokaflooring.net.

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

There can be no assurance that we will be successful in raising additional money, and thus be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the development of our website and marketing campaigns as well as legal and accounting fees and other expenses associated with maintaining our SEC filings. There can be no assurance that we will be successful in raising the capital we require. Management believes that if our financing activities are successful, we will be able to generate sufficient revenue from online sales of our hardwood flooring goods and products and achieve liquidity within the following twelve to fourteen months thereof. However this is based upon speculation and there can be no assurance that Muskoka will ever be able reach a level of profitability.

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

Once the website is completed we plan to implement a marketing campaign specifically directed at potential buyers in order to bring traffic to our website. We intend to engage a third party service provider who specializes in attracting traffic to websites. We expect the cost of this service to be between $200 and $300 per month for every 50,000 visitors.

We have also allocated $4,000 towards administrative expenses, which includes general fees to maintain the corporate status of the Company, Transfer Agent fees, and telephone/postage/printing expenses, as well as any contingencies.

Off Balance Sheet Arrangements

Our officer and director, Gordon Cotton has undertaken to provide the Company with initial operating capital to sustain our business over the next twelve months, as expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.
Management believes if we cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

As of September 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.
 Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2008 and communicated the matters to our management.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS

3.1  Articles of Incorporation [1]
3.2  By-Laws [1]
31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer*
32.1 Section 1350 Certification of Chief Executive Officer
32.2 Section 1350 Certification of Chief Financial Officer **

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

Dated: November 10, 2008