Form 10-K
period 2008-12-31
MUSKOKA FLOORING CORP
filed 2009-03-27
CIK 1418491

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number   333-150630

MUSKOKA FLOORING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1, Rue de Hesse, 1204 Geneva Switzerland	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’ telephone number including area code : +41 22 328 7588

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock par value $0.0001	OTCBB
(Title of Class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of February 27, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $29,475. As of March 27, 2009 there are 1,482,500 shares of common stock outstanding, par value $0.0001 per share.

TABLE OF CONTENTS

		Page Number

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B	Unresolved Staff Comments	4
Item 2	Properties	4
Item 3	Legal Proceedings	4
Item 4	Submission of Matters to a Vote of Security Holders	4

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	21

PART I

Item 1: Business

Overview

Muskoka Flooring Corporation (“Muskoka” the “Company,” “we,” “us” or “our”) is a development stage company, incorporated on July 20, 2005, in the State of Delaware.  We intend to enter into the business of importing hardwood flooring materials from around the world and reselling our products in the United States and Canada. Muskoka will not manufacture any equipment or goods, but will resell hardwood flooring and related products from various manufacturers through our proposed website.

We are a development stage company and have not generated any sales to date. Our product line has not been established nor do we have any flooring available for commercial sale. We plan to launch our products within the next twelve months and begin recognizing revenue from the sale and distribution of our flooring products thereafter.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

Our Product

The products we intend to market are in the evaluations stage.  Muskoka Flooring Corporation does not manufacture or design any products. Rather Muskoka plans to develop an on-line business selling hardwood flooring materials, wood accessories, protective coatings, application tools and brushes, protective clothing and safety equipment, as well as books and manuals on how to install and maintain hardwood floors through an Internet website. The website itself will be structured to host a comprehensive catalog from which consumers can shop for a variety of hardwood flooring products, materials, tools and accessories.

The types of hardwoods we offer will be sourced from all over the world and will include (but are not limited to) Bamboo (China), Sierra Madre Pine (Mexico), Hickory (United States), Rubberwood (Thailand),  Brazilian Cherry (Brazil),  Tigerwood (Brazil, Bolivia, Peru, Guatemala, and Mexico) and Cork (South America and Australia).  Other hardwoods to be offered on our website include:  (from Asia) Keruing, Meranti, Red Balau and Yellow Balau; (from South America) Eucalyptus, Spanish Cedar, Cumaru, Angelim Vermelho and Tatajuba.

The website will offer all the accessory wood pieces commonly required to complete a hardwood floor project such as corner pieces, trim and molding.  The website will also offer protective coatings (both oil-based and water-based), application tools and brushes, protective clothing and safety equipment as well as books and manuals on how to install and maintain hardwood floors.  As a benefit of purchasing materials from Muskoka, flooring contractors will have the option of listing their services and contact information on our website.

The Market

The U.S. wood flooring market has made significant inroads in the domestic floor coverings industry over the past two decades. The inroads were stimulated by growing consumer acceptance of high-end hard surface flooring, as well as more diverse offerings by wood flooring manufacturers. Manufacturers now offer a wide range of species, colors, and custom-type designs. The industry has also stimulated demand with easier and less costly to install products such as prefinished, engineered, and glue less wood floors. These new products and technologies have increased competitive pressures, especially from foreign-based manufacturers.  Increasing demand from both the residential and non-residential construction market has resulted in growth for the wood flooring market.  A decline in the popularity of more standard wood types such as oak is giving way to the increased popularity of other less traditional woods such as maple, cherry, and pecan. Other trends influencing the market included an increase in demand for rustic, wider planks, exotic woods, distressed wood floors, and even less conventional bamboo flooring.

Patents

Muskoka Flooring Corporation holds no patents.

Government Regulation and Supervision

We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the sale of our product is not subject to special regulatory and/or supervisory requirements.

Employees

We have no employees other than our officer and director.

 Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company’s office is located at 1 Rue deHesse, 1204 Geneva, Switzerland.  Our telephone number is +41 22 328 7588.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended December 31, 2008.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of December 31, 2008 the Company had thirty-four (34) active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This annual report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our December 31, 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Subsequent to year-end, Wellgate, our principal stockholder, contributed to capital $10,000 to address this deficiency.  The Company contemplates raising money through private placements during the 2009 fiscal year. We believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2008 Audited Financial Statements - Auditors Report.”

As of December 31, 2008, Muskoka had $353 cash on hand and in the bank.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

The Company did not generate any revenue during the fiscal year ended December 31, 2008.

Total expenses for the year ending December 31, 2008 were $18,131 resulting in an operating loss for the year of $18,131, compared to a loss of $15,458 for the year ended December 31, 2007. The operating loss for the period is a result of professional fees in the amount of $10,000 (compared to $15,425 in 2007) and office, general expenses in the amount of $8,063 (compared to $198 in 2007) and  a foreign exchange losses of $69 (as opposed to a gain of $165 in 2007).

As of December 31, 2008 a former director has loaned $6,209 to the Company.  Subsequent to year-end, he forgave the foregoing loan.

Plan of Operation

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

Off Balance Sheet Arrangements

Our principal shareholder, Wellgate, has undertaken to provide the Company with operating capital to sustain our business over the next twelve months, as expenses are incurred, in the form of a non-secured loan. However, except for promissory notes evidencing shareholder loans, there is no contract in place or written agreement securing future financial arrangements.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Muskoka Flooring Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Muskoka Flooring Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and from inception on July 20, 2005 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Muskoka Flooring Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and from inception on July 20, 2005 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $47,761, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
March 26, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2008 (Audited)	December 31, 2007 (Audited)

ASSETS

CURRENT ASSETS
Cash	$353	$7,293
Prepaid Expense	500	950
Total Current Assets	853	8,243
TOTAL ASSETS	$853	$8,243

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$12,930	$8,398
Due to related party	6,209	-
Total Current Liabilities	19,139	8,398
TOTAL CURRENT LIABILITIES	$19,139	$8,398

STOCKHOLDERS’ EQUITY (DEFICIT )
Common stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
1,482,500 shares of common stock	148	148
Additional paid in capital	29,327	29,327

Deficit accumulated during the development stage	(47,761)	(29,630)

Total Equity	(18,286)	(155)

TOTAL LIABILITIES & EQUITY	$853	$8,243

The accompanying notes are an integral part of these financial statements

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2008 (Audited)	Year ended December 31, 2007 (Audited)	Cumulative results of operations from July 20, 2005 (date of inception) to December 31, 2008

REVENUE
Revenue	-	-	-

EXPENSES

Office and general	$(8,063)	$(198)	$(7,652)
Exchange	(69)	165	100
Professional fees	(10,000)	(15,425)	(40,209)
Net (loss) before Income Taxes	$(18,131)	$(15,458)	$(47,761)
Provision for Income Taxes	-	-	-

NET LOSS	$(18,131)	$(15,458)	$(47,761)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,482,500	1,482,500

The accompanying notes are an integral part of these financial statements

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (July 20, 2005) TO DECEMBER 31, 2008

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance at inception on, July 20, 2005	-	$-	$-	$-	$-	$-

Net Loss, December 31, 2005	-	-	-	-	(977)	(977)

Common stock issued for cash at $0.015 per share, December 8, 2005	171,600	17	2,557			2,574

Balance, December 31, 2005	171,600	$17	$2,557	-	(977)	$1,597

Net Loss, December 31, 2006	-	-	-	-	(13,196)	(13,196)

Common stock issued for cash at $0.015 per share, February 28, 2006	828,400	83	12,343	(2,557)		9,869
Common stock issued for cash at $0.030 per share, October 31, 2006	482,500	48	14,427	(14,475)		-

Balance, December 31, 2006	1,482,500	$148	$29,327	$(17,032)	(14,173)	$(1,730)

Net loss December 31, 2007	-	-	-	-	(15,457)	(15,457)

Subscriptions received, December 31, 2007	-	-	-	17,032	-	17,032

Balance, December 31, 2007 (Audited)	1,482,500	$148	$29,327	$-	$(29,630)	$(155)

Net loss December 31, 2008	-	-	-	-	(18,131)	(18,131)

Balance, December 31, 2008	1,482,500	$148	$29,327	$-	$(47,761)	$(18,286)

The accompanying notes are an integral part of these financial statements

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS

	Year ended December 31, 2008	Year ended December 31, 2007	Cumulative results of operations from inception (July 20, 2005) to December 31, 2008

OPERATING ACTIVITIES
Net loss	$(18,130)	$(15,458)	$(47,761)
Exchange Gain	-	-	-
Adjustment to reconcile net loss to net cash used in operating activities
- accrued liabilities	4,532	6,398	12,930
- prepaid expense	450	(950)	(500)
- shareholder loan	6,209	-	6,209
NET CASH USED IN OPERATING ACTIVITIES	(6,939)	(10,010)	(29,122)
INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	17,032	29,475
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	17,032	29,475

NET INCREASE (DECREASE) IN CASH	(6,939)	7,022	353

CASH, BEGINNING OF PERIOD	7,292	270	-

CASH, END OF PERIOD	$353	$7,292	$353

NON-CASH AVTIVITIES
Stock issued for services	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for notes payable	$-	$-	$-
Stock issued for convertible debentures and interest	$-	$-	$-
Convertible debentures issued for services	$-	$-	$-
Warrants issued	$-	$-	$-
Stock issued for penalty on default of convertible debenture	$-	$-	$-
Note payable issued for finance charges	$-	$-	$-
Forgiveness of not payable and accrued interest	$-	$-	$-
Stock issued for investment.	$-	$-	$-

Supplemental cash flow information.
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Muskoka Flooring Corporation. (the “Company”) is in the initial development stage and was organized to engage in the business of selling a full line of hardwood flooring products, materials, tools and accessories over the internet.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry forwards.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at December 31, 2008 the Company had net operating loss carry forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from the loss carry forwards.

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation
SFAS No. 123 “Accounting for Stock-Based Compensation”., as issued by the Financial Accounting Standards Board (“FASB”), as amended by SFAS No.148 “Accounting for Stock-Based Compensation-transition and disclosure”, encourages the use of fair value based method of accounting for the stock-based employee compensation. SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (”APB 25”) and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share. Under APB 25, compensation cost is measured based on the excess, if any, of the quoted market price or the fair value of the company’s stock at the grant date (or a later date where the option has variable terms that depend on events after the date of grant) over the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. SFAS 123 allows but does not require that compensation cost resulting from the granting of stock options be measured and reported currently in the income statement and allocated over the remaining life of the option.

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

The Company has also adopted the provisions of the FASB Interpretation No. 44, Accounting of Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25 (“Fin 44”), which provides guidance as to certain applications of APB 25. Fin 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

To December 31, 2008 the Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements
 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 – Going concern

The Company commenced operations on July 20, 2005 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended December 31, 2008 in the amount of $47,761 The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of Founders shares. As of December 31, 2008 the Company had issued 1,000,000 founder shares at $0.015 per share for net proceeds of $15,000 to the Company and issued 482,500 private placement shares at $0.03 per share for net proceeds $14,475.

NOTE 4 – STOCKHOLDERS EQUITY

The Company’s capitalization is 75,000,000 common shares with a par value of $0.0001 per share.

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

NOTE 5 – INCOME TAXES

The Company has adopted the FASB No. 109 for reporting purposed. As of December 31, 2008 the Company had a net operating loss carry forwards of approximately $47,761 that may be available to reduce future years’ taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2008 the Company received advances from a Director in the amount of $6,209 to pay for general administration expenses. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment

NOTE 7 - PROPERTY AND EQUIPMENT

The company owns no property nor leases office space.  The office space is donated by the director at no charge.

NOTE 8 – ADVERTISING

Advertising is expensed when incurred.  There has been no advertising during the period.

NOTE 9 – CANADIAN BANK ACCOUNT

The Company has an account in US Funds that is located in a Canadian Bank and therefore not insured.

NOTE 10 – CHANGE OF MANAGEMENT

Effective November 26, 2008, Gordon Cotton resigned as a member of the Board of Directors, President and Chief Financial Officer and Treasurer. Also on that date Michel Marengere purchased 1,126,700 common shares and accepted an appointment by the Board of Directors to act as President and CEO, Principal Financial Officer, Secretary and Treasurer.

NOTE 11 – SUBSEQUENT EVENT

Pursuant to the agreement dated November 24, 2008, between WellGate International, Ltd. And Mr. Gord Cotton, Mr. Cotton agreed to discharge, or cause to be discharged, substantially all of the indebtedness of the Company prior to closing.  As of December 31, 2008, a substantial portion of these liabilities remained outstanding.  In accordance with the agreement, subsequent to year-end, Mr. Gord Cotton released the related party indebtedness reflected in the financial statements, and the principal third party creditors agreed similarly to issue credits, removing all but $500 of the liabilities reflected as of December 31, 2008.  In addition, as of March 17, 2009, Wellgate made a contribution to the capital of the Company in the amount of $10,000 in the form of an 11% note due April 30, 2009.  This was a voluntary contribution to the capital and was issued irrespective of any issue of shares to the Company.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are the firm of Moore & Associates, Chartered, operating from their offices in Las Vegas, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A(T). Controls and Procedures

The management of the Company, which only assumed control of the Company as of November 24, 2008, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal Control over financial reporting is defined in rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the tractions and dispositions of the assets of the Company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures could result in material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  We plan to appoint one or more outside directors to our board of directors who shall be appointed to the audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us
.
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

There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, address, age, and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)

Michel L. Marengere	62	President, Secretary/ Treasurer, Chief Financial Officer
Wellgate International Ltd.		and Chairman of the Board of Directors.
1 Rue de Hesse 1204 Geneva Switzerland

The person named above has held his offices/positions since November 26, 2008 and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.  Directors receive no compensation for serving on the Board of Directors other than the reimbursement of reasonable expenses incurred.

Background of Officers and Directors

Mr. Marengere has held the position of Chief Financial Officer of Wellgate International Ltd., Geneva since 1990.  During his career Mr. Marengere has acted has completed over 125 mergers and acquisitions, complex financial transactions, comprehensive corporate reorganizations, bankruptcy restructurings and multiple divestitures of non-core business and corporate assets.  These transactions were completed in multiple industries, primarily in the financial, insurance engineering, construction, power plants, renewable energy, oil and gas wholesale food distribution and information technology sectors in North America, Western and Eastern Europe, Australia, New Zealand, Asia and South America.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Muskoka Flooring Corporation

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending. No executive Officer or Director of the Company is the subject of any pending legal proceedings. No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer or Director of any business.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants.

Code of Ethics

As of December 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.   Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer and director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of  December 31, 2008, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Michael L. Marengere Wellgate International Ltd. 1 Rue de Hesse 1204 Geneva Switzerland	1,126,700	76%
	All Officers and Directors as a Group (1 person)	1,126,700	76%

(1)	Mr. Marengere is the sole director and shareholder of Wellgate International, Ltd. As such, he is deemed to beneficially own shares of record held by Wellgate.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the promissory note in the amount of $10,000 referred to above from Wellgate to the Company, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  He anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accountant Fees and Services.

During the fiscal year ended December 31, 2008 we incurred approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2008. For review of our financial statements for the quarters ended March 31, 2008, June 30, 2008 and October 31, 2008 we incurred approximately $4,500 in fees to our principal independent accountants for professional services.

During the fiscal year ended December 31, 2008, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

23.1           Consent of Moore & Associates, Chartered
31.1           Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2           Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1           Section 1350 Certification of Chief Executive Officer
32.2           Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muskoka Flooring Corporation

By:	/s/ Michel L. Marengere
Michel L. Marengere
President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and Director

Dated:  March 27, 2009