Form 10-Q
period 2009-03-31
MUSKOKA FLOORING CORP
filed 2009-05-26
CIK 1418491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to __________________

 Commission File Number 333-148256

MUSKOKA FLOORING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2711 Centerville Road, Suite 400 Wilmington, DE	19808
(Address of principal executive offices)	(Zip Code)

(705) 794-9481
 (Registrant’s telephone number, including area code)

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 20, 2008, the registrant had 1,482,500 shares of common stock, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements – Unaudited

Balance Sheets as of March 31, 2009 and December 31, 2007	4

Statements of Operations for the three months ended March 31, 2009 And the three months ended March 31, 2007 and cumulative results from inception (July 20, 2005) to March 31, 2009	5

Statement of Stockholders Equity (Deficit) cumulative from inception (July 20, 2005) to March 31, 2009	6

Statements of Cash Flows for the three months ended March 31, 2009 and for the three months ended March 31, 2008; and cumulative results from July 20, 2005 (date of inception) to March 31, 2009	7

Notes to Financial Statements for the three months ended March 31, 2009	8

Item 2. Management's Discussion and Analysis and Plan of Operation	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

Item 4T. Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	12

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2009

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	March 31, 2009	December 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$353	$353
Prepaid Expense	500	500
Total Current Assets	853	853
TOTAL ASSETS	$853	$853

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,430	$12,930
Due to related party	-	6,209
Total Current Liabilities	6,430	19,139
TOTAL CURRENT LIABILITIES	$6,430	$19,139

STOCKHOLDERS’ EQUITY (DEFICIT )
Common stock
Authorized
75,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
1,482,500 shares of common stock	148	148
Additional paid in capital	29,327	29,327

Deficit accumulated during the development stage	(35,052)	(47,761)

Total Equity	(5,577)	(18,286)

TOTAL LIABILITIES & EQUITY	$853	$853

The accompanying notes are an integral part of these financial statements

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months ended March 31, 2009	Three Months ended March 31, 2008, (Audited)	Cumulative results of operations from July 20, 2005 (date of inception) to March 31, 2009

REVENUE
Revenue	-	-	-

EXPENSES

Office and general	$6,209	$(2,601)	$(1,443)
Exchange	-	-	100
Professional fees	6,500	(2,949)	(33,709)
Net (loss) before Income Taxes	$12,709	$(5,550)	$(35,052)
Provision for Income Taxes	-	-	-

NET Profit / (loss)	$12,709	$(5,550)	$(35,052)

BASIC AND DILUTED NET LOSS PER SHARE	$0.02	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,482,500	1,482,500

The accompanying notes are an integral part of these financial statements

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (July 20, 2005) TO MARCH 31, 2009

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance at inception on, July 20, 2005	-	$-	$-	$-	$-	$-

Net Loss, December 31, 2005	-	-	-	-	(977)	(977)

Common stock issued for cash at $0.015 per share, December 8, 2005	171,600	17	2,557			2,574

Balance, December 31, 2005	171,600	$17	$2,557	-	(977)	$1,597

Net Loss, December 31, 2006	-	-	-	-	(13,196)	(13,196)

Common stock issued for cash at $0.015 per share, February 28, 2006	828,400	83	12,343	(2,557)		9,869
Common stock issued for cash at $0.030 per share, October 31, 2006	482,500	48	14,427	14,475)		-

Balance, December 31, 2006	1,482,500	$148	$29,327	$(17,032)	(14,173)	$(1,730)

Net loss December 31, 2007	-	-	-	-	(15,457)	(15,457)

Subscriptions received, December 31, 2007				17,032		17,032
	-	-	-	-
Balance, December 31, 2007 (Audited)	1,482,500	$148	$29,327	$-	$(29,630)	$(155)

Net loss December 31, 2008	-	-	-	-	(18,131)	(18,131)

Balance, December 31, 2008 (Audited)	1,482,500	$148	$29,327	$-	$(47,761)	$(18,286)

Net loss March 31, 2009	-	-	-	-	12,709	12,709

Balance, March 31, 2009	1,482,500	$148	$29,327	$-	$(35,052)	$(5,577)

The accompanying notes are an integral part of these financial statements

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2009	Three months ended March 31, 2007	Cumulative results of operations from inception (July 20, 2005) to March 31, 2009

OPERATING ACTIVITIES
Net Profit	$12,709	$(5,549)	$(35,052)
Exchange Gain	-	-	-
Adjustment to reconcile net loss to net cash used in operating activities
- accrued liabilities	(6,500)	923	6,430
- prepaid expense	-	950	(500)
- shareholder loan	(6,209)	-	-
NET CASH USED IN OPERATING ACTIVITIES	-	(3,676)	(29,122)
INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	3,023	29,475
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,023	29,475

NET INCREASE (DECREASE) IN CASH	-	(653)	353

CASH, BEGINNING OF PERIOD	353	7,292	-

CASH, END OF PERIOD	$353	$6,639	$353

NON-CASH AVTIVITIES
Stock issued for services	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for notes payable	$-	$-	$-
Stock issued for convertible debentures and interest	$-	$-	$-
Convertible debentures issued for services	$-	$-	$-
Warrants issued	$-	$-	$-
Stock issued for penalty on default of convertible debenture	$-	$-	$-
Note payable issued for finance charges	$-	$-	$-
Forgiveness of not payable and accrued interest	$-	$-	$-
Stock issued for investment.	$-	$-	$-

Supplemental cash flow information. Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 -             CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 -             GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2: Management Discussion and Analysis or Plan of Operation

Overview

Muskoka Flooring Corporation ("Muskoka", the “Company”, “we”, “us, or “our”) was incorporated on July 20, 2005. Muskoka is a development stage corporation intending to enter into the business of importing hardwood flooring materials from around the world and reselling our products in the United States and Canada. Muskoka will not manufacture any equipment or goods, but will resell hardwood flooring and related products from various manufacturers through our proposed website.

The Company has not generated any revenues from inception or in the quarter ended March 31, 2009

Total expenses for the three months ending March 31, 2009 were $12,709 resulting in an operating profit for the quarter of $12,709. The operating profit for the period is a result of credits issued to the Company for professional fees.

As at the fiscal quarter ended March 31, 2009 the Company had $ 353 of cash on hand.

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

Item 4. Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Treasurer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures.  Other than for this exception, the Company’s Chief Executive Officer and treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 4T. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of September 30, 2008 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Muskoka Flooring Corporation

BY:	/s/ Michel Marengere
Michel L. Marengere

President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer and Director

Dated: May 22, 2009