Form 10-Q/A
period 2009-03-31
MUSKOKA FLOORING CORP
filed 2009-06-05
CIK 1418491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 333-148256

MUSKOKA FLOORING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Rue de Hesse, 1204 Geneva Switzerland	N/A
(Address of principal executive offices)	(Zip Code)

+41 22 328 7588
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 22, 2009, the registrant had 1,482,500 shares of common stock, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

Page
Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements – Unaudited	3

Balance Sheets as of March 31, 2009 and December 31, 2008	4

Statements of Operations for the three months ended March 31, 2009 and the three months ended March 31, 2008 and cumulative results from inception (July 20, 2005) to March 31, 2009	5

Statement of Stockholders Equity (Deficit) cumulative from inception (July 20, 2005) to March 31, 2009	6

Statements of Cash Flows for the three months ended March 31, 2009 and for the three months ended March 31, 2008; and cumulative results from July 20, 2005 (date of inception) to March 31, 2009	7

Notes to Financial Statements	8

Item 2. Management's Discussion and Analysis and Plan of Operation	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

Item 4T. Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2009

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	March 31, 2009	December 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$353	$353
Prepaid Expense	500	500
Total Current Assets	853	853
TOTAL ASSETS	$853	$853

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,430	$12,930
Due to related party (note 3)	-	6,209
Total Current Liabilities	6,430	19,139
TOTAL CURRENT LIABILITIES	$6,430	$19,139

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

The accompanying notes are an integral part of these financial statements

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months ended March 31, 2009	Three Months ended March 31, 2008,	Cumulative results of operations from July 20, 2005 (date of inception) to March 31, 2009

REVENUE
Revenue	-	-	-

EXPENSES

Office and general	$6,209	$(2,601)	$(1,443)
Exchange	-	-	100
Professional fees	6,500	(2,949)	(33,709)

Net Profit/(loss) before Income Taxes	$12,709	$(5,550)	$(35,052)
Provision for Income Taxes	-	-	-

NET PROFIT/(LOSS)	$12,709	$(5,550)	$(35,052)

BASIC AND DILUTED NET PROFIT/(LOSS) PER SHARE	$0.02	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,482,500	1,482,500

The accompanying notes are an integral part of these financial statements

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (July 20, 2005) TO MARCH 31, 2009

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Balance at inception on, July 20, 2005	-	$-	$-	$-	$-	$-

Net Loss, December 31, 2005	-	-	-	-	(977)	(977)

Common stock issued for cash at $0.015 per share, December 8, 2005	171,600	17	2,557			2,574

Balance, December 31, 2005	171,600	$17	$2,557	-	(977)	$1,597

Net Loss, December 31, 2006	-	-	-	-	(13,196)	(13,196)

Common stock issued for cash at $0.015 per share, February 28, 2006	828,400	83	12,343	(2,557)		9,869
Common stock issued for cash at $0.030 per share, October 31, 2006	482,500	48	14,427	14,475)		-

Balance, December 31, 2006	1,482,500	$148	$29,327	$(17,032)	(14,173)	$(1,730)

Net loss December 31, 2007	-	-	-	-	(15,457)	(15,457)

Subscriptions received, December 31, 2007				17,032		17,032
	-	-	-	-
Balance, December 31, 2007 (Audited)	1,482,500	$148	$29,327	$-	$(29,630)	$(155)

Net loss December 31, 2008	-	-	-	-	(18,131)	(18,131)

Balance, December 31, 2008 (Audited)	1,482,500	$148	$29,327	$-	$(47,761)	$(18,286)

Net Profit March 31, 2009	-	-	-	-	12,709	12,709

Balance, March 31, 2009	1,482,500	$148	$29,327	$-	$(35,052)	$(5,577)

The accompanying notes are an integral part of these financial statements

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2009	Three months ended March 31, 2008	Cumulative results of operations from inception (July 20, 2005) to March 31, 2009

OPERATING ACTIVITIES
Net Profit/(loss)	$12,709	$(5,549)	$(35,052)
Exchange Gain	-	-	-
Adjustment to reconcile net loss to net cash used in operating activities
- accrued liabilities	(6,500)	923	6,430
- prepaid expense	-	950	(500)
- shareholder loan	(6,209)	-	-
NET CASH USED IN OPERATING ACTIVITIES	-	(3,676)	(29,122)
INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	3,023	29,475
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,023	29,475

NET INCREASE (DECREASE) IN CASH	-	(653)	353

CASH, BEGINNING OF PERIOD	353	7,292	-

CASH, END OF PERIOD	$353	$6,639	$353

NON-CASH ACTIVITIES
Stock issued for services	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for notes payable	$-	$-	$-
Stock issued for convertible debentures and interest	$-	$-	$-
Convertible debentures issued for services	$-	$-	$-
Warrants issued	$-	$-	$-
Stock issued for penalty on default of convertible debenture	$-	$-	$-
Note payable issued for finance charges	$-	$-	$-
Forgiveness of debt	$-	$-	$-
Stock issued for investment.	$-	$-	$-

Supplemental cash flow information.
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

NOTE 3 -	RELATED PARTY TRANSACTIONS

Mr. Cotton, the former officer, director and principal stockholder of the Company, forgave the $6,209 due to him.

WellGate International Ltd., the principal stockholder of the Company, has promised to contribute to capital $10,000, due June 30th 2009.

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

We anticipate that our current cash and cash equivalents will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur development and administrative expenses as well as professional fees as we initiate our business plan and other expenses associated with maintaining our SEC filings. WellGate International Ltd., the principal stockholder of the Company, has promised to contribute to capital of the Company a $10,000 note, payable June 30th, 2009.

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

Over the next 12 months, we intend to become operational by completing the development of the website which is estimated to cost approximately $4,500 and allocating approximately $1,000 towards the initial phases of our marketing plan.

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

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

As of March 31, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2009 and communicated the matters to our management.

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

Dated: June 5, 2009