Form 10-Q
period 2009-06-30
MUSKOKA FLOORING CORP
filed 2009-08-17
CIK 1418491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009
or

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 12, 2009, the registrant had 1,482,500 shares of common stock, $0.0001 par value, issued and outstanding.

TABLE OF CONTENTS

Page
Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements – Unaudited

Balance Sheets as of June 30, 2009 and December 31, 2008	4

Statements of Operations for the six months ended June 30, 2009 and the six months ended June 30, 2008 and cumulative results from inception (July 20, 2005) to June 30, 2009	5

Statement of Stockholders Equity (Deficit) cumulative from inception (July 20, 2005) to June 30, 2009	6

Statements of Cash Flows for the six months ended June 30, 2009 and for the six months ended June 30, 2008; and cumulative results from July 20, 2005 (date of inception) to June 30, 2009	7

Notes to Financial Statements	8

Item 2. Management's Discussion and Analysis and Plan of Operation	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

Item 4T. Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2009

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	June 30, 2009	December 31, 2008 (Audited)

ASSETS

CURRENT ASSETS
Cash	$353	$353
Prepaid Expense	500	500
Total Current Assets	853	853
TOTAL ASSETS	$853	$853

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,430	$12,930
Due to related party (note 3)	-	6,209
Total Current Liabilities	9,430	19,139
TOTAL CURRENT LIABILITIES	$9,430	$19,139

STOCKHOLDERS’ EQUITY (DEFICIT )
Common stock
Authorized
75,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
1,482,500 shares of common stock	148	148
Additional paid in capital	29,327	29,327

Deficit accumulated during the development stage	(38,052)	(47,761)

Total Equity	(8,577)	(18,286)

TOTAL LIABILITIES & EQUITY	$853	$853

The accompanying notes are an integral part of these financial statements

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three months ended June 30, 2009	Three Months ended June 30, 2008	Six months ended June 30, 2009	Six Months ended June 30, 2008,	Cumulative results of operations from July 20, 2005 (date of inception) to June 30, 2009

REVENUE
Revenue	-	-	-	-	-

EXPENSES

Office and general	$-	$(1,916)	$6,209	$(4,516)	$(1,443)
Exchange	-	-	-	-	100
Professional fees	(3,000)	(3,190)	3,500	(6,139)	(36,709)

Net Profit/(loss) before Income Taxes	$(3,000)	$(5,106)	$9709	$(10,655)	$(38,052)
Provision for Income Taxes	-	-	-	-	-

NET PROFIT/(LOSS)	$(3,000)	$(5,550)	$9,709	$(10,655)	$(38,052)

BASIC AND DILUTED NET PROFIT/(LOSS) PER SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,482,500	1,482,500	1,482,500	1,482,500

The accompanying notes are an integral part of these financial statements

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (July 20, 2005) TO JUNE 30, 2009

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Balance at inception on, July 20, 2005	-	$-	$-	$-	$-	$-

Net Loss, December 31, 2005	-	-	-	-	(977)	(977)

Common stock issued for cash at $0.015 per share, December 8, 2005	171,600	17	2,557			2,574

Balance, December 31, 2005	171,600	$17	$2,557	-	(977)	$1,597

Net Loss, December 31, 2006	-	-	-	-	(13,196)	(13,196)

Common stock issued for cash at $0.015 per share, February 28, 2006	828,400	83	12,343	(2,557)		9,869
Common stock issued for cash at $0.030 per share, October 31, 2006	482,500	48	14,427	14,475)		-

Balance, December 31, 2006	1,482,500	$148	$29,327	$(17,032)	(14,173)	$(1,730)

Net loss December 31, 2007	-	-	-	-	(15,457)	(15,457)

Subscriptions received, December 31, 2007				17,032		17,032
	-	-	-	-
Balance, December 31, 2007 (Audited)	1,482,500	$148	$29,327	$-	$(29,630)	$(155)

Net loss December 31, 2008	-	-	-	-	(18,131)	(18,131)

Balance, December 31, 2008(Audited)	1,482,500	$148	$29,327	$-	$(47,761)	$(18,286)

Net Profit June 30, 2009	-	-	-	-	9,709	9,709

Balance, June 30, 2009	1,482,500	$148	$29,327	$-	$(38,052)	$(8,577)

The accompanying notes are an integral part of these financial statements

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Cumulative results of operations from inception (July 20, 2005) to June 30, 2009

OPERATING ACTIVITIES
Net Profit/(loss)	$(3,000)	$(5,106)	$9,709	$(10,655)	$(38,052)
Adjustment to reconcile net loss to net cash used in operating activities
- accrued liabilities	(3,000)	(821)	(3,500)	102	9,430
- prepaid expense	-	(500)	-	450	(500)
- shareholder loan	-	(194)	(6,209)	2,829	-
NET CASH USED IN OPERATING ACTIVITIES	-	(6,621)	-	(7,274)	(29,122)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	-	-	29,475
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	-	-	29,475

NET INCREASE (DECREASE) IN CASH	-	(6,621)	-	(7,274)	353

CASH, BEGINNING OF PERIOD	353	6,639	353	7,292	-

CASH, END OF PERIOD	$353	$18	$353	$18	$353

NON-CASH ACTIVITIES
Stock issued for services			$-	$-	$-
Stock issued for accounts payable			$-	$-	$-
Stock issued for notes payable			$-	$-	$-
Stock issued for convertible debentures and interest			$-	$-	$-
Convertible debentures issued for services			$-	$-	$-
Warrants issued			$-	$-	$-
Stock issued for penalty on default of convertible debenture			$-	$-	$-
Note payable issued for finance charges			$-	$-	$-
Forgiveness of note payable and accrued interest			$-	$-	$-
Stock issued for investment.			$-	$-	$-

Supplemental cash flow information. Cash paid for:
Interest			$-	$-	$-
Income taxes			$-	$-	$-

The accompanying notes are an integral part of these financial statements

MUSKOKA FLOORING CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1 -           CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - DUE TO RELATED PARTY

Mr Cotton, the former officer, director and principal stockholder of the Company, forgave the $6,209 due to him.

WellGate International Ltd., the principal stockholder or the Company, has promised to contribute to capital a $15,000 note, due January 31st, 2010 at 11% compound annual interest.

Item 2: Management Discussion and Analysis or Plan of Operation

Overview.

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

The Company has not generated any revenues from inception or in the quarter ended June 30, 2009

Total expenses for the three months ending June 30, 2009 were $3,000 resulting in an operating loss for the quarter of $3,000. The operating loss for the period is a result of expenses incurred by the Company for professional fees.

As at the fiscal quarter ended June 30, 2009 the Company had $ 353 of cash on hand.

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

We anticipate that our current cash and cash equivalents will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur development and administrative expenses as well as professional fees as we initiate our business plan and other expenses associated with maintaining our SEC filings. WellGate International Ltd., the principal stockholder of the Company, has promised to contribute to capital of the Company a $15,000 note, payable January 31, 2010.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

As of June 30, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Dated: August 14, 2009